Form 10-Q
period 2013-11-30
DE Acquisition 4, Inc.
filed 2014-07-18
CIK 1487933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

DE ACQUISITION 4, INC.

FORM 10-Q

November 30, 2013

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

SIGNATURE

Item 1.  Financial Statements

DE ACQUISITION 4, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	11/30/2013	02/28/13

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES
Accrued expenses	141	141
Related party payable	243	243
Accounts payable
TOTAL LIABILITIES	384	384

STOCKHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	18,933	15,783
Deficit accumulated during the development phase	(19,318)	(16,168)
TOTAL STOCKHOLDERS' DEFICIT	(384)	(384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 4, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended November 30,			Inception (February 24, 2010) to Nov. 30, 2013
	2013	2012

Revenues	$-	$-	$-

OPERATING EXPENSES
Professional fees	-	650	18,000
General and administrative expenses	-	-	1,318

Net operating loss	-	(650)	(19,318)

NET LOSS	$-	$(650)	$(19,318)

Net loss per share, basic and fully diluted	(0.00)	$(0.07)
Weighted average number of shares outstanding	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 4, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

 (Unaudited)

		Common Stock		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/24/10	10,000	$1	$999	$-	$1,000
Net loss					(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates				2,793		2,793
Net loss					(3,038)	(3,038)

Balances, February 28, 2011		10,000	1	3,792	(4,177)	(384)

Expenses paid by affiliates				2,911		2,911
Net loss					(2,911)	(2,911)

Balances, February 29, 2012		10,000	$1	$6,703	$(7,088)	$(384)

Expenses paid by affiliates				9,080		9,080
Net loss					(9,080)	(9,080)

Balances, February 29, 2013		10,000	$1	$15,783	$(16,168)	$(384)

Expenses paid by affiliates				1,550		1,550
Net loss					(1,550)	(1,550)

Balances, May 31, 2013		10,000	$1	$17,333	$(17,718)	$(384)
Expenses paid by affiliates				1,600		1,600
Net loss					(1,600)	(1,600)

Balances, Aug. 31, 2013		10,000	$1	$18,933	$(19,318)	$(384)
Expenses paid by affiliates
Net loss

Balances, Nov. 30, 2013		10,000	$1	$18,933	$(19,318)	$(384)

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 4, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended November 30,		Inception (February 24, 2010) to Nov. 30, 2013
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(650)	$(19,318)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation			1000

Changes in operating assets and liabilities:
Accounts Payable	-	-
Accrued expenses	-	-	141
Related party payables	-	-	243

Net cash used in operating activities	-	(650)	(17,934)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
			-
Expenses paid by affiliates	-	650	17,934
Net cash provided by financing activities	-	650	17,934

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 4, INC.

(A DEVELOPMENT STAGE COMPANY)

November 30, 2013

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 4, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of November 30, 2013, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $19,318 at November 30, 2013, and had a net loss of $0 for the three months ended November 30, 2013 and cash used in operations of $0 for the three months ended November 30, 2013, with no revenues earned since inception.

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

Results and Plan of Operations

We have not had any operating income since inception.  For the three months ended November 30, 2013, we incurred a net loss of $0 and since inception we have incurred a net loss of $19,318. Expenses from inception were comprised of costs mainly associated with Exchange Act costs.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended November 30, 2013, we incurred a net loss of $1,550 and since inception we have incurred a net loss of $17,718. Expenses from inception were comprised of costs mainly associated with Exchange Act costs.

Liquidity and Capital Resources

At November 30, 2013, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $17,718 from inception, and used $14,984 of cash in operations for the period from February 24, 2010 (inception) to November 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended November 30, 2013 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

s