Form 10-Q
period 2014-05-31
DE Acquisition 4, Inc.
filed 2014-07-18
CIK 1487933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

DE ACQUISITION 4, INC.

FORM 10-Q

May 31, 2014

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

SIGNATURE

Item 1.  Financial Statements

DE ACQUISITION 4, INC.

BALANCE SHEETS

(Unaudited)

	05/31/12	02/29/14

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES
Accrued expenses	141	141
Related party payable	243	243

TOTAL LIABILITIES	384	384

STOCKHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	19,433	19,333
Retained Deficit	(19,818)	(19,718)
TOTAL STOCKHOLDERS' DEFICIT	(384)	(384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 4, INC.

STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended May 31,
	2014	2013

Revenues	$-	$-

OPERATING EXPENSES
Professional fees	100	1,550

Net operating loss	(100)	(1,550)

NET LOSS	$(100)	$(1,550)

Net loss per share, basic and fully diluted	(0.01)	$(0.16)
Weighted average number of shares outstanding	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 4, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100)	$(1,550)

Net cash used in operating activities	(100)	(1,550)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Expenses paid by affiliates	100	1,550
Net cash provided by financing activities	100	1,550

NET INCREASE / (DECREASE) IN CASH	-	-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 4, INC.

May 31, 2014

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 4, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of May 31, 2014, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $17,718 at May 31, 2014, and had a net loss of $1,550 for the three months ended May 31, 2014 and cash used in operations of $1,550 for the three months ended May 31, 2014, with no revenues earned since inception.

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

Results and Plan of Operations

We have  had no  operating income for the period.  For the three months ended May 31, 2014, we incurred a net loss of $100. Expenses  were comprised of fees  associated with Exchange Act costs.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and have a net loss of $100 for the period and has no cash in operations for the period. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Pronouncements

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended May 31, 2014 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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